Form 10-K
period 2013-12-31
New Dimension Holdings, Inc.
filed 2014-03-31
CIK 1586227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2013

OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from   to

Commission File Number :  000-55102

New Dimension Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0371511
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.

3987 W. Deer Mountain Dr., Riverton, Utah	84065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (918) 336-1773

Securities registered to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	N/A

Securities registered to Section 12(g) of the Exchange Act:

$ 0.001 Common Stock
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate with check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an aggregate of approximately 590,104 post-split shares as of June 28, 2013, the last business day of the registrants second fiscal quarter and based on a par value of $.001 was $590.10.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2014, $0.001 par value, was 13,933,438.

TABLE OF CONTENTS

PART I

PAGE

Item 1.

Business.

  4

Item 1A.

Risk Factors.

  9

Item 1B.

Unresolved Staff Comments.

12

Item 2.

Properties.

12

Item 3.

Legal Proceedings.

13

Item 4.

(Removed and Reserved)

13

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases

13

of Equity Securities.

Item 6.

Selected Financial Data.

13

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

16

Item 8.

Financial Statements and Supplementary Data.

17

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

27

Item 9A.

Controls and Procedures.

27

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

28

Item 11.

Executive Compensation.

28

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

28

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

29

Item 14.

Principal Accounting Fees and Services.

29

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

30

Signatures

31

PART I

This Form 10-K contains forward-looking statements and information relating to New Dimension Holdings, Inc., (“the Company”). The Company intends to identify forward-looking statements in this prospectus by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2.	Our ability to generate customer demand for our services;
3.	The intensity of competition; and
4.	General economic conditions.

All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Item 1.  Business.

Organizational Background.

The Company was originally incorporated in the state of Utah on March 3, 1980 as Steady Flow, Inc. On September 20, 1984, the Company changed its name to Miss Penny Rich International, Inc. and on March 21, 1986, the Company amended its name to New Dimension–Miss Penny Rich, Inc.  On October 19, 2011, the Company changed its name to Palm Springs Airways Corp. Subsequently on July 15, 2013, the Company changed its name to New Dimension Holdings, Inc. and completed a domiciliary merger moving the Company’s state of incorporation to Nevada.  We are now a Nevada corporation and our corporate name is New Dimension Holdings, Inc.

We are authorized to issue an aggregate amount of two hundred million (200,000,000) shares of common stock with a $0.001 par value.  Each shareholder of the common stock is entitled to one vote for each share of common stock held.

For more than ten years and as of the date hereof, the Company is defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Our common stock is currently traded on the Pink Sheets under the symbol of PAIR.

Patrick R. Day is our Sole Officer and Director.

Business

The Company voluntarily filed a Form 10 in order to make information concerning itself more readily available to the public. Mr. Day believes that being a reporting company under the Securities Exchange Act of 1934, (the “Exchange Act”), could provide a prospective merger or acquisition candidate with additional information concerning the Company. Mr. Day also believes that this could possibly make the Company more attractive to an operating business as a potential merger or acquisition candidate. As a result of filing the Form 10, the Company is now obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding the fact that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

Any target acquisition or merger candidate will become subject to the same reporting requirements as the Company following finalization of an acquisition or merger. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business, that business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company’s potential target business opportunities due to the fact that many private businesses either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

Mr. Day plans to investigate, research and, if justified, potentially acquire or merge with, one or more businesses or business opportunities. The Company has no commitment or arrangement, written or oral, to participate in any business opportunity and Mr. Day cannot predict the nature of any potential business it may ultimately consider. Mr. Day will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

Mr. Day intends to use various resources in his search for potential business opportunities including, but not limited to, the Company’s officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present Mr. Day with unsolicited proposals. Because of its lack of capital, the Company may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, it will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding its search for business opportunities. Presently, no final decision has been made nor is Mr. Day in a position to identify any future prospective consultants.

If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity.  Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Mr. Day cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Mr. Day believes that the Company could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company identifies a particular entity as a potential acquisition or merger candidate, Mr. Day will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on Mr. Day’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Mr. Day may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of its lack of capital, the Company may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating potential business opportunities, Mr. Day will consider, to the extent relevant to the specific situation, several factors including:

•

Potential benefits to the Company and stockholders;

•

Working capital;

•

Financial requirements and availability of additional financing;

•

History of operations, if any;

•

Nature of present and expected competition;

•

Quality and experience of Mr. Day;

•

Need for further research, development or exploration;

•

Potential for growth and expansion;

•

Potential for profits; and

•

Other factors deemed relevant to the specific opportunity

Because the Company has not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to identifying a specific target. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve a new and untested technology, product, process or market strategy, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

The Company cannot predict the manner in which it might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the Company and the opportunity’s management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, it presently does not intend to participate in an opportunity through the purchase of a minority stock position.

Because it has essentially no assets and a limited operating history, in the event the Company successfully acquires or merges with an operating business, it is likely that current stockholders will experience substantial dilution. It is also probable that there will be a change in control of the Company. The owners of a business that the Company acquires or merges with will most likely effectively control the Company following such transaction. Mr. Day has not established any guidelines as to the amount of control it will offer to prospective target. Instead, Mr. Day will attempt to negotiate the best possible agreement for the benefit of the stockholders.

Presently, Mr. Day does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if the Company engages any outside advisor or consultant in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers and directors or to venture capitalists that would be willing to accept the risks associated with investing in a business with limited operations. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Mr. Day will attempt to acquire funds on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates to raise funds.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by the Company’s officers and/or directors to parties affiliated with or designated by the potential target. Presently, Mr. Day has no plans to seek or actively negotiate such terms. However, if this situation does arise, Mr. Day is obligated to follow the Company’s Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders of the Company or that the stockholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder’s fee, although it is likely that any fee will be based upon negotiations by Mr. Day, the business opportunity and the finder. Mr. Day cannot at this time make an estimate as to the type or amount of a potential finder’s fee that might be paid. It is unlikely that a finder’s fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate’s possible fiduciary duty to the Company or violate the doctrine of corporate opportunity.

The Company believes that it is highly unlikely that it will acquire or merge with a business in which Mr. Day, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board and by the stockholders. Mr. Day does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a “back door” 1934 Act registration procedure.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We have not made a decision whether to take advantage of any or all of these exemptions.  If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.  The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We intend to take advantage of the benefits of this extended transition period.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, Mr. Day believes that we will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

EMPLOYEES

Patrick R. Day currently devotes his time to the Company’s business on an as needed basis.  Mr. Day expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as the Company is seeking and evaluating business opportunities.  The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

FACILITIES

The Company currently has no facilities. We have a mailing address of 3987 W Deer Mountain Dr, Riverton, UT 84065. It is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

INDUSTRY SEGMENT

No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Item 13 of this Form 10 for a report of the Company’s operating history for the past two fiscal years.

RIGHTS OF STOCKHOLDERS

Mr. Day anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder ratification. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is ratified by Board action alone, by written consent or by holding a stockholders’ meeting, the Company will provide to its stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders’ meeting is held, or by an information statement if the action is taken by written consent.

Under Nevada corporate laws, the Company’s stockholders may be entitled to assert dissenters’ rights in the event of a merger of acquisition. Stockholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the stockholders is required under applicable Nevada law. Also, stockholders will be entitled to dissenters’ rights if the Company enters into a share exchange if the Company’s shares are to be acquired. A stockholder entitled to assert dissenter’s rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or the Company. A dissenting stockholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, the Company must give notice to all stockholders who delivered to the Company their written notice of dissent.

COMPETITION

Because no potential acquisition or merger candidate has been identified the Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search and, due to the Company’s lack of funds, it may be difficult to successfully compete with these other companies.

Item 1A.  Risk Factors.

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.  IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER.  YOU SHOULD READ THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS” IMMEDIATELY FOLLOWING THESE RISK FACTORS FOR A DISCUSSION OF WHAT TYPES OF STATEMENTS ARE FORWARD-LOOKING STATEMENTS, AS WELL AS THE SIGNIFICANCE OF SUCH STATEMENTS IN THE CONTEXT OF THIS PROSPECTUS.

1.

We have had no operating history in the last three (3) years nor any revenues or earnings from operations and we are insolvent.

We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, and Mr. Day to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.

Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While Mr. Day intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.

We face intense competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4.

We have no agreements for a business combination or other transaction and have established no standards for a business combination.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity.  There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.  Mr. Day has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5.

Our success is dependent upon management that has other full time employment, has limited experience and will only devote limited part time working for the Company, and this makes our future even more uncertain.

Patrick R. Day, our sole director and officer, has agreed to provide services on an as needed basis.  We have not obtained key man life insurance. Notwithstanding the combined limited experience and time commitment of Mr. Day, loss of the services would adversely affect development of our business and its likelihood of continuing operations.

6.

The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10 or Form 10-SB. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

7.

The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the 1934 Act, Mr. Day believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8.

A merger, acquisition, or joint venture would most likely be exclusive, resulting in a lack of diversification.

Mr. Day anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity.  This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

9.

Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require Mr. Day to sell or transfer all, or a portion of the Company's Common Stock held by him and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of our sole officer and director, Mr. Day, and a corresponding reduction in or elimination of their participation in our future affairs.

10.

At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

11.

As a shell company, we face substantial additional adverse business and legal consequences.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity's inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

12.

The requirement of audited financial statements may disqualify business opportunities.

Mr. Day believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

13.

Our sole officer and director is the principal shareholder and will be able to approve all corporate actions without minority shareholder consent and will control our Company.

Our principal shareholder, Patrick R. Day, currently owns approximately 95.76% of our Common Stock.  He will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders.

14.

Our Common Stock may never be widely traded and you may have no ability to sell the shares.

While our stock has a trading symbol to facilitate trades on the OTC Markets, there is no significant public trading market for our shares of Common Stock. And there can be no assurance that a liquid market for our Common Stock will be established or that, if established, a market will be sustained.  Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

15.

Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a pennystock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult or impossible to sell their securities.

16.

As common shares become eligible for sale, their sales could depress the market price of our stock.

Sales of a significant number of shares of our Common Stock in the public market following any merger, acquisition or related transaction could harm the market price of our Common Stock.  Moreover, as additional shares of our Common Stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our Common Stock may be offered from time to time in the open market for the shares of Common Stock.

17.

Limited funds and lack of full-time management make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.  A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

18.

Dependence upon outside advisors to supplement the business experience of our officers and directors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will be made by our officers without any input from shareholders.  Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the company.  In the event Mr. Day considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

19.

There is a possibility that any acquisition of a business opportunity we make may be leveraged.

There is a possibility that any acquisition of a business opportunity we make may be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity.  This could increase our exposure to losses.  A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired.  There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

20.

We have not paid cash dividends on our common stock.

We have not paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

21.

We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act or the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of December 31.  We cannot predict if investors will find our common stock less attractive because we may rely on exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.  We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 1B.  Unresolved Staff Comments.

There are no unresolved staff comments regarding our periodic or current reports.

Item 2.  Properties.

We have no properties and at this time have no agreements to acquire any properties.

We presently have a mailing address of 3987 W. Deer Mountain Dr., Riverton, Utah 84065. This mailing address is provided to the Company by our president and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition.

Mr. Day believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3.  Legal Proceedings.

No litigation is pending or threatened by or against the Company.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “PAIR”; however it is a very limited Public Market for the common stock.  As of December 31, 2013, 13,933,438 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to Mr. Day, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended December 31, 2013	$.01	$.01
First Quarter	n/a	n./a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a

Holders of Our Common Stock

As of December 31, 2013, there were 178 holders of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities.  We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

The Company’s authorized capital stock consists of 200,000,000 shares of common stock with a par value of $0.001 per share.  We have 13,933,438 Common Shares issued and outstanding as of the date.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Mr. Day’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

There are statements in this registration statement that are not historical facts.  These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions.  You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under “Risk Factors.”  Although management believes that the assumptions underlying the forward-looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward-looking statements.  The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We do not undertake any obligation to update or revise any forward-looking statements.

We were incorporated in the state of Utah on March 3, 1980 as Steady Flow, Inc. On September 20, 1984, the Company changed its name to Miss Penny Rich International, Inc. and on March 21, 1986, the Company amended its name to New Dimension – Miss Penny Rich, Inc.  On October 19, 2011, the Company changed its name to Palm Springs Airways Corp. Subsequently on July 15, 2013, the Company changed its name to New Dimension Holdings, Inc. and completed a domiciliary merger moving the Company’s State of incorporation to Nevada.  We are now a Nevada corporation and our corporate name is New Dimension Holdings, Inc.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, Mr. Day or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, Mr. Day or other investors.

We have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Mr. Day has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although Mr. Day will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Mr. Day anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of Mr. Day’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Mr. Day believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Overview and Financial Condition

During all periods included in this Annual Report, our Company has not had significant operations.  As of the date of this report, our ongoing operations consist primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations and related accounting, auditing and legal fees.

Inception (March 3, 1980 – December 31, 2013)

No operating revenues were generated during the period of March 3, 1980 – December 31, 2013. We incurred $791,425 in operating expenses. We expect our sole director to continue to provide services in the future but have not made any arrangements for compensation. To date, all material services have been provided by outside professionals.

These expenses resulted in a net loss for the year ending December 31, 2013 of $54,859 ($0.004 per share).

Liquidity and Capital Resources

As of December 31, 2013, the Company had a working capital deficiency of $25,547 and had no cash. Our expenses have been paid by related parties. We currently owe approximately $15,030 in total accounts payable and $9,060 in related party payables. We also owe $3,370 in accrued taxes, penalties, and interest. We must rely on Mr. Day to pay these funds and continue to pay future expenses on our behalf. We do not have any plans to raise additional funding.

The Company does not have sufficient funds to continue its operating activities.  Future operating activities are expected to be funded by loans from major stockholders. Because it has no cash reserves or source of revenues, the Company expects to continue to rely on the stockholder to pay expenses until such time as it can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that the Company will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of Mr. Day, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger.  At that time, Mr. Day will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Year Ended December 31, 2013

Results of Operations

We had no revenues in the year ended December 31, 2013.  Our operating expenses for the year December 31, 2013 were $53,432.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $1,427 charge for interest expense-related party, incurring a total net loss of $54,476 during the year ending December 31, 2013.

Liquidity and Capital Resources

With no revenues or gross margin, we remain dependent on funding from our majority shareholder for our continued operations. There can be no assurance that he will continue to fund our Company’s operations or that we will be able to raise future funding from others at an acceptable price or at all. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our only asset was an escrow cash account totaling $1,913 as of December 31, 2013 and our liabilities totaling $27,460 consisted of accounts payable and payables related party that total $24,090 and accrued taxes, penalties and interest of $3,370. Our stockholders’ deficit totaled $25,547 at December 31, 2013. Our accumulated deficit to date stands at $791,425.

Net Operating Loss

As of December 31, 2013, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $36,000 that may be offset against future taxable income through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the year ended December 31, 2013, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements.  In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Stock Based Compensation.  We will account for employee stock-based compensation costs in accordance with accounting standards requiring all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values.  We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions could materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires Mr. Day to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Recent Pronouncements

None

Off Balance Sheet Transactions

None

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Dimension Holdings, Inc. (formerly Palm Springs Airways Corp)

(A Development Stage Company)

We have audited the accompanying balance sheets of New Dimension Holdings, Inc. (formerly Palm Springs Airways Corp) (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception of the development stage on March 3, 1980 through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Dimension Holdings, Inc. (formerly Palm Springs Airways Corp) (A Development Stage Company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and from inception of the development stage on March 3, 1980 through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a net loss from operations, and has experienced negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2014

NEW DIMENSION HOLDINGS, INC.
(Formerly, Palm Springs Airways, Corp.)
(A Development Stage Company) Balance Sheets
ASSETS
CURRENT ASSETS	December 31, 2013	December 31, 2012

Escrow cash account	$ 1,913	$ 1,913

Total Current Assets	1,913	1,913

TOTAL ASSETS	$ 1,913	$ 1,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 11,965	$ 725
Accounts payable, related party	3,065	-
Payables, related party (Note 3)	9,060	9,055
Accrued taxes, penalties, and interest	3,370	3,378
Related party loans payable (Note 3)	-	24,987
Related party accrued interest (Note 3)	-	28,937

Total Current Liabilities	27,460	67,082

Total Liabilities	27,460	67,082

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock (par value $0.001), 0 and 50,000,000 shares authorized,
0 shares issued and outstanding, respectively	-	-
Common stock (par value $0.001), 200,000,000 shares authorized,
13,933,438 and 600,000 shares issued and outstanding, respectively	13,933	600
Paid in capital in excess of par value	751,945	670,797
Deficit accumulated during development stage	(791,425)	(736,566)
Total Stockholders' Equity (Deficit)	(25,547)	(65,169)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,913	$ 1,913

NEW DIMENSION HOLDINGS, INC.
(Formerly, Palm Springs Airways, Corp.)
(A Development Stage Company)
Statements of Operations
	For the year ended December 31, 2013	For the year ended December 31, 2012	From Inception of Development Stage On March 3, 1980 Through December 31, 2013

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES	53,432	1,737	762,919

LOSS FROM OPERATIONS	(53,432)	(1,737)	(762,919)

OTHER EXPENSE

Interest expense-related party	(1,427)	(3,337)	(28,506)

Total Other Expense	(1,427)	(3,337)	(28,506)

NET LOSS BEFORE INCOME TAXES	(54,859)	(5,074)	(791,425)

INCOME TAXES	-	-	-

NET LOSS	$ (54,859)	$ (5,074)	$ (791,425)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	6,453,908	600,000

NEW DIMENSION HOLDINGS, INC.

(Formerly, Palm Springs Airways, Corp.)

Statement of Stockholders' Equity (Deficit)

From Inception of the Development Stage on March 3, 1980 to September 30, 2013

	Common Stock		Paid in Capital in Excess of Par Value	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance, March 3, 1980	-	$ -	$ -	$ -	$ -
Common stock isued for debt	800,000	800	39,200	-	40,000
Shares issued for cash at $0.002 per share	467,000	467	48,180	-	48,647
Shares issued for marketing rights at $0.001 per share	200,000	200	9,800	-	10,000
Shares issued for services at $0.001 per share	243,000	243	11,907	-	12,150
Net loss from inception on March 3, 1980 to December 31, 1993				(80,282)	(80,282)
Balance, December 31, 1993	1,710,000	1,710	109,087	(80,282)	30,515
Net loss for the year ended December 31, 1994	-	-	-	(505,676)	(505,676)
Balance, December 31, 1994	1,710,000	1,710	109,087	(585,958)	(475,161)
Net loss for the year ended December 31, 1995	-	-	-	(52,716)	(52,716)
Balance, December 31, 1995	1,710,000	1,710	109,087	(638,674)	(527,877)
Satisfaction of Related Party Indebtedness	-	-	554,000	-	554,000
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 1996	-	-	-	(41,927)	(41,927)
Balance, December 31, 1996	1,710,000	1,710	663,237	(680,601)	(15,654)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 1997	-	-	-	(1,686)	(1,686)
Balance, December 31, 1997	1,710,000	1,710	663,387	(682,287)	(17,190)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 1998	-	-	-	(1,686)	(1,686)
Balance, December 31, 1998	1,710,000	1,710	663,537	(683,973)	(18,726)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 1999	-	-	-	(1,695)	(1,695)
Balance, December 31, 1999	1,710,000	1,710	663,687	(685,668)	(20,271)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2000	-	-	-	(1,705)	(1,705)
Balance, December 31, 2000	1,710,000	1,710	663,837	(687,373)	(21,826)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2001	-	-	-	(1,715)	(1,715)
Balance, December 31, 2001	1,710,000	1,710	663,987	(689,088)	(23,391)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2002	-	-	-	(1,754)	(1,754)
Balance, December 31, 2002	1,710,000	1,710	664,137	(690,842)	(24,995)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2003	-	-	-	(1,724)	(1,724)
Balance, December 31, 2003	1,710,000	1,710	664,287	(692,566)	(26,569)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2004	-	-	-	(1,745)	(1,745)
Balance, December 31, 2004	1,710,000	1,710	664,437	(694,311)	(28,164)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2005	-	-	-	(1,778)	(1,778)
Balance, December 31, 2005	1,710,000	1,710	664,587	(696,089)	(29,792)

NEW DIMENSION HOLDINGS, INC.

(Formerly, Palm Springs Airways, Corp.)

Statement of Stockholders' Equity (Deficit)

From Inception of the Development Stage on March 3, 1980 to September 30, 2013 (continued)

Balance, December 31, 2005	570,000	$ 570	$665,727	$(696,089)	$ (29,792)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2006	-	-	-	(1,921)	(1,921)
Balance, December 31, 2006	570,000	570	665,877	(698,010)	(31,563)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2007	-	-	-	(2,008)	(2,008)
Balance, December 31, 2007	570,000	570	666,027	(700,018)	(33,421)
Contributed Services			150	-	150
Net loss for the year ended December 31, 2008	-	-	-	(1,989)	(1,989)
Balance, December 31, 2008	570,000	570	666,177	(702,007)	(35,260)
Contributed Services	-	-	150	-	150
Net loss for the year ended December 31, 2009	-	-	-	(2,001)	(2,001)
Balance, December 31, 2009	570,000	570	666,327	(704,008)	(37,111)
Shares issued for services at $0.001 per share	30,000	30	4,470	-	4,500
Net loss for the year ended December 31, 2010	-	-	-	(7,182)	(7,182)
Balance, December 31, 2010	600,000	600	670,797	(711,190)	(39,793)
Net loss for the year ended December 31, 2011	-	-	-	(20,302)	(20,302)
Balance, December 31, 2011	600,000	600	670,797	(731,492)	(60,095)
Net loss for the year ended December 31, 2012	-	-	-	(5,074)	(5,074)
Balance, December 31, 2012	600,000	600	670,797	(736,566)	(65,169)
Related party liability forgiveness pursuant to	-	-	64,748	-	64,748
settlement agreement
Settlement payment made by related parties on	-	-	9,350	-	9,350
behalf of the Company
Shares issued for services at $0.001 per share	3,333,333	3,333	6,667	-	10,000
on June 12, 2013, adjusted for split
Shares issued on split for fractional shares	105	-	-	-	-
Shares issued for services at $0.001 per share	10,000,000	10,000	-	-	10,000
on August 20, 2013
Related party contributed interest	-	-	383	-	383
Net loss for the year ended December, 31 2013	-	-	-	(54,859)	(54,859)
Balance, December, 31 2013	13,933,438	$ 13,933	$ 751,945	$ (791,425)	$ (25,547)

NEW DIMENSION HOLDINGS, INC.

(Formerly, Palm Springs Airways, Corp.)

(A Development Stage Company)

Statements of Cash Flows

	For the year ended December 31, 2013	For the year ended December 31, 2012	From Inception of Development Stage On March 3, 1980 Through December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (54,859)	$ (5,074)	$ (791,425)
Contributed Services	-	-	2,100
Contributed Interest	383	-	383
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock for services rendered	20,000	-	36,650
Common stock issued for debt	-	-	40,000
Common stock issued for marketing rights	-	-	10,000
Increase (decrease) in accounts payable	11,965	725	12,690
Increase (decrease) in accounts payable related party	3,065	900	575,642
Increase (decrease) in accrued taxes, penalties and interest	(8)	112	3,370
Increase (decrease) in related party accrued interest	1,044	3,337	20,566
Net Cash Used by Operating Activities	(18,410)	-	(90,024)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	48,647
Contributed capital	9,350	-	9,350
Increase (decrease) in related party loans	9,060	-	33,940
Net Cash Provided by Financing Activities	18,410	-	91,937
NET INCREASE IN CASH	-	-	1,913
CASH AT BEGINNING OF PERIOD	1,913	1,913	-
CASH AT END OF PERIOD	$ 1,913	$ 1,913	$ 1,913
SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest	$ -	$ -	$ 1,881
Income taxes	$ -	$ -	$ -
NON-CASH FINANCING ACTIVITIES
Conversion of related party amounts	$ 64,748	$ -	$ 64,748
to paid in capital

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was incorporated in the State of Utah on March 3, 1980 as Steady Flow, Inc. The Company was in the business of oil, gas, uranium, coal and hard rock mining.

The Company’s original authorized capital was 10,000,000 of $0.01 par value common stock.  In 1984, the articles of incorporation were amended to change the Company’s name to Miss Penny Rich International, Inc. and the authorized common shares to 50,000,000.  The Company then changed its focus to the production and sale of women’s brassieres. On December 5, 1985 the articles of incorporation were amended to change the Company’s name to New Dimension – Miss Penny Rich, Inc. The Company discontinued its operations in 1984 and accordingly is considered a development stage company per ASC 915, Development State Entities.

On October 19, 2011, the Company’s articles of incorporation were amended to change the Company’s name to Palm Springs Airways, Corp. authorize a 1 for 5 reverse stock split, increase the authorized common shares to 200,000,000 of $.001 par value and authorized the issuance of 50,000,000 shares of $0.001 par value preferred stock.

Effective August 1, 2013, the Company’s articles of incorporation were amended to change the Company’s name to New Dimension Holdings, Inc., to authorize a 1 for 3 reverse stock split, and completed a domiciliary merger moving the Company’s state of incorporation to Nevada.  All references to common stock have been retroactively restated.

Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

a.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company is currently under the development stage and did not generate revenues from operations during 2013.

NOTE 2 -   GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $54,859 during the year ended December 31, 2013 and, as of that date; the Company’s current and total liabilities exceeded its current and total assets by $25,547.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2013, the Company had only $1,913 of escrow cash.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured.

NOTE 3 – RELATED PARTY TRANSACTIONS

On November 5, 1996, accrued amounts owed to a previous director and executive officer in the amount of $559,000 were satisfied for a cash payment in the amount of $5,000.  Due to the related party nature of the transaction, the difference of $554,000 was added to additional paid in capital.

On April 22, 2013, payables, loans, and accrued interest owed to related parties totaling $64,748 was satisfied pursuant to a settlement agreement.  Due to the related party nature of the transaction, the $64,748 was added to additional paid in capital.  As part of this settlement agreement a payment was made by related parties on behalf of the Company for $9,350.

In connection to the reverse stock split mentioned in note 1 on August 1, 2013 a related party, Crystal Creek Capital, LLC fronted the money for the fees and charges associated with the implementation of that split and for the accrued charges relating to the audit of New Dimension Holdings, Inc. The total fronted by the related party was $9,060.

On June 12, 2013, Patrick R. Day was issued 10,000,000 restricted, pre-split, common shares for funding the costs associated with this Registration Statement.

On August 20, 2013, Patrick R. Day was issued 10,000,000 restricted, post-split common shares for further funding the costs associated with this Registration Statement.

NOTE 4 – DEFERRED TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012

	2013	2012

Deferred tax assets:
NOL carryover	$12,300	$23,700
Related party accruals	-	14,800

Valuation Allowance	(12,300)	(38,500)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book income	$(18,700)	$(2,000)
Non-deductible expenses	7,300	-
Related party payables	-	800
Related party accrued interest	-	800
Penalties	50	50
Valuation allowance	11,350	350
	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $36,000 that may be offset against future taxable income from the year 2014 through 2033. No tax benefit has been reported in the December 31, 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)

Evaluation of disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to Mr. Day, as our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of Mr. Day, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

Mr. Day has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, Mr. Day considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2013, due to lack of employees to segregate duties related to preparing the financial reports.  Mr. Day is attempting to correct this weakness by raising additional funds to hire additional employees.  Mr. Day with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Mr. Day’s Annual Report on Internal Control Over Financial Reporting

Mr. Day is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Mr. Day conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, Mr. Day concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, Mr. Day is attempting to correct this weakness by merging with a suitable candidate.

As of December 31, 2013, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, Mr. Day has determined that these circumstances constitute a material weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Mr. Day’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Mr. Day’s report in this annual report.

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Patrick R. Day	29	Sole Officer and Director

The above listed officer and director will serve until the next annual meeting of the shareholders or until his death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

RESUME

Mr. Day, age 29, has served as Officer and Director of the Company since August 11, 2000.  Mr. Day has held the position of President of American Registrar & Transfer Co. a company providing transfer agent services to corporations. Between March 2008 and March 2010, Mr. Day served as President and Chairman of the Board of Directors of Indestructible I, Inc., a public company trading on the OTC Markets.  Indestructible I, Inc. changed its name to Dongsheng Pharmaceutical International Co., Ltd, and is currently not subject to the reporting requirements of the 1934 Exchange Act. Mr. Day also served on the boards of Safari Associates, Inc., Nitro Lube, Inc., and Veltex Corporation.

Item 11.  Executive Compensation.

The Company’s sole officer and director has not received any cash remuneration since inception. He will not receive any remuneration until the consummation of an acquisition.  No remuneration of any nature has been paid for on account services rendered by a director in such capacity.  Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain a member of our management for the purposes of providing services to the surviving entity.  However, the Company has adopted a policy wherein the offer of any post-transaction employment to a member of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation Mr. Day will receive after a business combination that is required to be included herein, or otherwise.

As of the date of this report the Company has not granted any stock options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, we believe that during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2013 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; and (ii) Mr. Day, our sole officer and directors. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock(1)
Patrick R. Day	13,343,334	95.76%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Employee Agreement

Our sole officer and director, Patrick R. Day, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that he is an officer and shareholder of the Company when the obligation is incurred.

Other than as described above, there have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be party in which any officer, director, nominee or officer or director, or security holder of more than 5% of the Company’s outstanding securities is involved.

The Company has no promoters other than Mr. Day.  There have been no transactions which have benefited or will benefit Mr. Day directly or indirectly.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The following is a summary of the fees billed by HJ & Associates, LLC, our independent auditor, during the fiscal years ended December 31, 2013, and 2012:

Fee Category

2013

2012

Audit Fees

$15,250

$6,900

Audit-Related Fees

-

-

Tax Fees

-

-

Other fees

-

-

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

Included herein under Item 8.

Index to Exhibits

Exhibit No.	Description

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2014	By:	/s/ Patrick R. Day
Patrick R. Day
President, Principal Financial Officer, and Sole Director

31