Form 10-Q
period 2014-03-31
New Dimension Holdings, Inc.
filed 2014-06-13
CIK 1586227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

NEW DIMENSION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55102	27-3388068
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

3987 West Deer Mountain Drive, Riverton, Utah 84065

(Address of Principal Executive Offices)

_______________

(801) 910-6393

(Issuer Telephone number)

_______________

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑  No ☐

The number of shares outstanding of the Registrant’s $.001 par value common stock as of May 29, 2014, was 13,933,438.

PART I—FINANCIAL INFORMATION

3

Item 1. Financial Statements.

9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

11

Item 4. Controls and Procedures.

12

PART II—OTHER INFORMATION

12

Item 1. Legal Proceedings.

12

Item 1A. Risk Factors.

12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

12

Item 3. Defaults Upon Senior Securities.

12

Item 4. Mine Safety Disclosures.

12

Item 5. Other Information.

12

Item 6. Exhibits.

12

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW DIMENSION HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	March 31,
	2014	December 31,
CURRENT ASSETS	(unaudited)	2013

Escrow cash account	$ -	$ 1,913

Total Current Assets	-	1,913

TOTAL ASSETS	$ -	$ 1,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 22,235	$ 11,965
Accounts payable, related party (Note 2)	3,660	3,065
Payables, related party (Note 2)	17,778	9,060
Accrued taxes, penalties, and interest	3,387	3,370
Related party accrued interest (Note 2)	262	-

Total Current Liabilities	47,322	27,460

Total Liabilities	47,322	27,460

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock (par value $0.001), 200,000,000 shares authorized,
13,933,438 shares issued and outstanding	13,933	13,933
Paid in capital in excess of par value	753,445	751,945
Deficit accumulated during development stage	(814,700)	(791,425)

Total Stockholders' Equity (Deficit)	(47,322)	(25,547)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 1,913

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			From
			Inception of
			Development
			Stage On
	For the three	For the three	March 3, 1980
	months ended	months ended	Through
	March 31, 2014	March 31, 2013	March 31, 2014

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES	23,013	-	785,932

LOSS FROM OPERATIONS	(23,013)	-	(785,932)

OTHER EXPENSE

Interest expense-related party	(262)	(846)	(28,768)

Total Other Expense	(262)	(846)	(28,768)

NET LOSS BEFORE INCOME TAXES	(23,275)	(846)	(814,700)

INCOME TAXES	-	-	-

NET LOSS	$ (23,275)	$ (846)	$ (814,700)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	13,933,438	600,000

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

				Deficit
			Paid in	Accumulated	Total
	Common Stock		Capital in	During	Stockholders'
	Shares	Amount	Excess of Par Value	Development Stage	Equity (Deficit)
Balance, December, 31 2013
(audited)	13,933,438	$ 13,933	$ 751,945	$ (791,425)	$ (25,547)

Contributed Services (unaudited)			1,500		1,500

Net loss for the three months ended March 31, 2014 (unaudited)	-	-	-	(23,275)	(23,275)

Balance, March 31, 2014 (unaudited)	13,933,438	$ 13,933	$ 751,945	$ (814,700)	$ (47,322)

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			From
			Inception of
			Development
			Stage On
	For the three	For the three	March 3, 1980
	months ended	months ended	Through
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (23,275)	$ (846)	$ (814,700)
Contributed Services	1,500	-	3,600
Contributed Interest	-	-	383
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock for services rendered	-	-	36,650
Common stock issued for debt	-	-	40,000
Common stock issued for marketing rights	-	-	10,000
Increase (decrease) in accounts payable	10,270	-	22,960
Increase (decrease) in accounts payable related party	595	-	576,237
Increase (decrease) in accrued taxes, penalties and interest	17	-	3,387
Increase (decrease) in related party accrued interest	262	846	20,828
Net Cash Used by Operating Activities	(10,631)	-	(100,655)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	48,647
Contributed capital	-	-	9,350
Increase (decrease) in related party loans	8.718	-	42.658
Net Cash Provided by Financing Activities	8,718	-	100,655

NET INCREASE (DECREASE) IN CASH	(1,913)	-	-

CASH AT BEGINNING OF PERIOD	1,913	1,913	-

CASH AT END OF PERIOD	$ -	$ 1,913	$ -

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$ -	$ -	$ 1,881
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Conversion of related party amounts	$ -	$ -	$ 64,748
to paid in capital

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

1.

Organization, nature of business, going concern and management’s plans:

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

On October 19, 2011, the Company’s articles of incorporation were amended to change the Company’s name to Palm Springs Airways, Corp. authorize a 5 to 1 reverse stock split, increase the authorized common shares to 200,000,000 of $.001 par value and authorized the issuance of 50,000,000 shares of $0.001 par value preferred stock.

Effective August 1, 2013 the Company’s articles of incorporation were amended to change the Company’s name to New Dimension Holdings, Inc., to authorize a 1 for 3 reverse stock split, and completed a domiciliary merger moving the Company’s state of incorporation to Nevada.

Interim financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Going concern and management’s plans:

As shown in the accompanying financial statements, the Company incurred a net loss of $23,275 during the three months ended March 31, 2014 and, as of that date; the Company’s current and total liabilities exceeded its current and total assets by $47,322.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2014, the Company had no cash.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured.

Recent accounting pronouncement:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

2.

Related Party Transactions:

Accounts payable, related party consists of $3,660 for amounts due for stock registration services provided by a Company that is one-third owned by Patrick R. Day, the Company’s majority shareholder and director.

As of March 31, 2014, the Company has recorded an unsecured payable of $17,778 to a Company owned by its majority shareholder/director for certain professional fees paid for by this party on behalf of the Company.

During the three months ended March 31, 2014 the main shareholder contributed services valued as $1,500 to the Company.

3.

Subsequent Events:

The Company has evaluated subsequent events pursuant to ASC 855.  There are no events to report.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of New Dimension Holdings, Inc. (the "Company").

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2013 and the quarter ended March 31, 2014, as well as our future results. It. consists of the following subsections:

"Results and Plan of Operation" which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2014;

"Liquidity and Capital Resources," which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

"Results of Operations and Comparison"," which sets forth an analysis of the operating results for the three months ended March 31, 2014 and March 31, 2013;

"Critical Accounting Policies," which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

"Recent Accounting Pronouncements and Developments," which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.

This item should be read in conjunction with our financial statements and the notes thereto included in this annual report.

RESULTS AND PLAN OF OPERATIONS

During the three months ended March 31, 2014 we incurred operating expenses of $23,275.  Operating expenses included general and administrative expenses of $161 which represented 1% of operating expenses; legal and professional fees of $21,352 which represented 92% of operating expenses, contributed services of $1,500 which represented 6% of operating expenses and interest of 262 which represented 1% of operating expenses. By way of comparison, our operating expenses for the same period of 2013 totaled $846 which was interest expense. We expect to continue to incur legal and professional fees for the remainder of the year.

PLAN OF OPERATION

We are a relatively new business with limited resources. Our ability to increase public awareness of our products is limited because we do not have the resources to create a large marketing program. Therefore we do not foresee a major increase in sales over the next 9 months. We expect our consulting expense will continue to be high over the next 3 to 6 months as we complete a registration of common stock. We estimate approximately $25,000 in extra costs connected with the registration. We expect our other operating expenses to remain constant for the next 9 months.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014 the company had no cash.  Therefore, the continuation of the company is contingent upon obtaining additional financing.  As of March 31, 2014 we owed $18,040 to a related party which included $262 of accrued interest.

CRITICAL ACCOUNTING POLICIES

We have identified the following critical accounting policies which were used in the preparation of our financial statements:

Fair Value measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lower possible level of input to determine fair value.

Level 1

quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2

observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable;  and

Level 3

assets and liabilities whose significant value drivers are unobservable.

As of March 31, 2014, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis, with the exception of cash (Level 1).

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumption.  Unobservable inputs require significant management judgment or estimates.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest of input that is significant to the fair value measurement.  Such determination requires significant management judgment.

Financial instruments, including cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of amounts due to shareholder/director is not practical to estimate, due to the related party nature of the underlying transactions.

Income taxes:

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, as well as net operating losses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.  A valuation allowance is provided to reduce the deferred tax assets by 100%, since the Company believes that at this time it is more likely than not that the deferred tax asset will not be realized.

The Company is to file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of March 31, 2014, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $12,250 related to net operating losses at March 31, 2014, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at March 31, 2014.

MATERIAL CONTINGENCIES AND COMMITMENTS

The Company has no contingencies or long-term commitments.

The Company will need financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be completely successful in raising the funds required.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to investors, nor did the Company have any non-consolidated special purpose entities during this quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated any recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls And Procedures

(a)

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

While management strives to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in most development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing, however, until we obtain sufficient funding no staff can be added.

(b)       Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not party to any legal proceedings and, to the best of our knowledge, no such proceedings are threatened or contemplated by any party.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors since the filing of our annual report on Form 10-K on March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

There was no  issuance of securities for the three months ended March 31, 2014.

(b)

N/A

(c)

NONE

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Mine Safety Disclosures.

N/A

Item 5.  Other Information.

NONE

Item 6.  Exhibits

31.1

Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer/Chief Financial Officer

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer/Chief Financial Officer

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW DIMENSION HOLDINGS, INC.

                             (Registrant)

By:

/s/ Patrick R. Day

Patrick R. Day

Chief Executive Officer and

Chief Financial Officer

Date:  June 13, 2014

13