Form 10-Q
period 2014-06-30
New Dimension Holdings, Inc.
filed 2014-08-08
CIK 1586227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

NEW DIMENSION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55102	27-3388068
(State or other jurisdiction of	(Commission File No.)	(I.R.S. Employer
incorporation or organization)		Identification No.)

3987 West Deer Mountain Drive, Riverton, Utah 84065

(Address of Principal Executive Offices)

_______________

(801) 910-6387

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

The number of shares outstanding of the Registrant’s $.001 par value common stock as of July 25, 2014, was 13,933,438.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW DIMENSION HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	June 30,
	2014	December 31,
CURRENT ASSETS	(unaudited)	2013

Escrow cash account	$ -	$ 1,913

Total Current Assets	-	1,913

TOTAL ASSETS	$ -	$ 1,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 24,775	$ 11,965
Accounts payable, related party (Note 3)	4,762	3,065
Payables, related party (Note 3)	19,438	9,060
Accrued taxes, penalties, and interest	3,404	3,370
Related party accrued interest (Note 3)	758	-

Total Current Liabilities	53,137	27,460

Total Liabilities	53,137	27,460

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock (par value $0.001), 200,000,000 shares authorized,
13,933,438 shares issued and outstanding	13,933	13,933
Paid in capital in excess of par value	754,945	751,945
Deficit accumulated during development stage	(822,015)	(791,425)

Total Stockholders' Equity (Deficit)	(53,137)	(25,547)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 1,913

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

					From
					Inception of
					Development
					Stage On
					March 3, 1980
	For the three	For the three	For the six	For the six	Through
	months ended	months ended	months ended	months ended	June 30,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	2014

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES	6,819	26,597	29,832	26,597	792,751

LOSS FROM OPERATIONS	(6,819)	(26,597)	(29,832)	(26,597)	(792,751)

OTHER EXPENSE

Interest expense-related party	(496)	(198)	(758)	(1,044)	(29,264)

Total Other Expense	(496)	(198)	(758)	(1,044)	(29,264)

NET LOSS BEFORE INCOME TAXES	(7,315)	(26,795)	(30,590)	(27,641)	(822,015)

INCOME TAXES	-	-	-	-	-

NET LOSS	$ (7,315)	$ (26,795)	$ (30,590)	$ (27,641)	$ (822,015)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	13,933,438	2,724,524	13,933,438	1,668,140

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

			Paid in	Deficit
			Capital in	Accumulated	Total
	Common Stock		Excess of	During	Stockholders'
	Shares	Amount	Par Value	Development Stage	Equity (Deficit)

Balance, December 31, 2013	13,933,438	$ 13,933	$ 751,945	$ (791,425)	$ (25,547)

Contributed Services (unaudited)	-	-	3,000	-	3,000

Net loss for the 6 months ended
June 30, 2014 (unaudited)	-	-	-	(30,590)	(30,590)
Balance, June, 30, 2014 (unaudited)	13,933,438	$ 13,933	$ 754,945	$ (822,015)	$ (53,137)

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			From
			Inception of
			Development
			Stage On
	For the six	For the six	March 3, 1980
	months ended	months ended	Through
	June 30, 2014	June 30, 2013	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (30,590)	$ (27,641)	$ (822,015)
Contributed Services	3,000	-	5,100
Contributed Interest	-	-	383
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock for services rendered	-	10,000	36,650
Common stock issued for debt	-	-	40,000
Common stock issued for marketing rights	-	-	10,000
Increase (decrease) in accounts payable	12,810	6,921	25,500
Increase (decrease) in accounts payable related party	1,697	350	577,339
Increase (decrease) in accrued taxes, penalties and interest	34	(24)	3,404
Increase (decrease) in related party accrued interest	758	1,044	21,324
Net Cash Used by Operating Activities	(12,291)	(9,350)	(102,315)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	48,647
Contributed Capital	-	9,350	9,350
Increase (decrease) in related party loans	10,378	-	44,318
Net Cash Provided by Financing Activities	10,378	9,350	102,315

NET INCREASE IN CASH	(1,913)	-	-
CASH AT BEGINNING OF PERIOD	1,913	1,913	-

CASH AT END OF PERIOD	$ -	$ 1,913	$ -
SUPPLEMENTAL DISCLOSURES
Cash Paid For:
Interest	$ -	$ -	$ 1,881
Income taxes	$ -	$ -	$ -
NON-CASH FINANCING ACTIVITIES
Conversion of related party amounts	$ -	$ 74,098	$ 74,098
to paid in capital

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Going concern and management’s plans:

As shown in the accompanying financial statements, the Company incurred a net loss of $30,950 during the six months ended June 30, 2014 and, as of that date; the Company’s current and total liabilities exceeded its current and total assets by $53,137. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2014, the Company had no cash.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured.

Recent accounting pronouncement:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

2.

Related Party Transactions:

Accounts payable, related party consists of $4,762 for amounts due for stock registration services provided by a Company that is one-third owned by Patrick R. Day, the Company’s majority shareholder and director.

As of June 30, 2014, the Company has recorded an unsecured payable of $20,196 to a Company owned by its majority shareholder/director for certain professional fees paid for by this party on behalf of the Company.

During the six months ended June 30, 2014 the main shareholder contributed services valued as $3,000 to the Company.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2013 and the six months ended June 30, 2014, as well as our future results. It. consists of the following subsections:

"Liquidity and Capital Resources," which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

"Results of Operations and Comparison"," which sets forth an analysis of the operating results for the six months ended June 30, 2014 and June 30, 2013;

"Plan of Operation" which provides the primary factors affecting the results of operations, as well as a summary of our expectations for fiscal 2014;

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

RESULTS AND PLAN OF OPERATIONS

During the six months ended June 30, 2014 we incurred operating expenses of $29,832.  Operating expenses included general and administrative expenses of $659 which represented 2% of operating expenses; legal and professional fees of $26,173 which represented 88% of operating expenses, contributed services of $3,000 which represented 10% of operating expenses. By way of comparison, our operating expenses for the same period of 2013 totaled $26,597 which included general and administrative expenses of $90 which represented 1% of operating expenses; legal and professional fees of $16,507 which represented 62% of operating expenses, and services of $10,000 which represented 37% of operating expenses.

During the three months ended June 30, 2014 we incurred operating expenses of $6,819.  Operating expenses included general and administrative expenses of $497 which represented 7% of operating expenses; legal and professional fees of $4,822 which represented 71% of operating expenses, contributed services of $1,500 which represented 22% of operating expenses. By way of comparison, our operating expenses for the same period of 2013 totaled $26,597 which included general and administrative expenses of $90 which represented 1% of operating expenses; legal and professional fees of $16,507 which represented 62% of operating expenses, and services of $10,000 which represented 37% of operating expenses.

We expect to continue to incur legal and professional fees for the remainder of the year.

PLAN OF OPERATION

We are a relatively new business with limited resources. Our ability to increase public awareness of our products is limited because we do not have the resources to create a large marketing program. Therefore we do not foresee a major increase in sales over the next 9 months. We expect our consulting expense will continue to be high over the next 3 to 6 months as we complete a registration of common stock. We estimate approximately $25,000 in extra costs connected with the registration. We expect our other operating expenses to remain constant for the next 6 months.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014 the company had no cash.  Therefore, the continuation of the company is contingent upon obtaining additional financing.  As of June 30, 2014 we owed $20,196 to a related party which included $758 of accrued interest.

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

As of June 30, 2014, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis, with the exception of cash (Level 1).

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of June 30, 2014, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $12,250 related to net operating losses at June 30, 2014, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at June 30, 2014.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

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

Item 1A.  Risk Factors.

There have been no material changes to our risk factors since the filing of our annual report on Form 10-K on June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

There was no  issuance of securities for the six months ended June 30, 2014.

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

Date:  August 8, 2014