Form 10-Q
period 2014-09-30
New Dimension Holdings, Inc.
filed 2014-11-12
CIK 1586227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s $.001 par value common stock as of November 6, 2014, was 13,933,438.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW DIMENSION HOLDINGS, INC.

BALANCE SHEETS

ASSETS

	September 30,
	2014	December 31,
CURRENT ASSETS	(unaudited)	2013

Escrow cash account	$ -	$ 1,913

Total Current Assets	-	1,913

TOTAL ASSETS	$ -	$ 1,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 20,750	$ 11,965
Accounts payable, related party (Note 3)	5,459	3,065
Payables, related party (Note 3)	31,634	9,060
Accrued taxes, penalties, and interest	3,421	3,370
Related party accrued interest (Note 3)	1,429	-

Total Current Liabilities	62,693	27,460

Total Liabilities	62,693	27,460

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock (par value $0.001), 200,000,000 shares authorized,
13,933,438 shares issued and outstanding	13,933	13,933
Paid in capital in excess of par value	756,445	751,945
Accumulated deficit	(833,071)	(791,425)

Total Stockholders' Equity (Deficit)	(62,693)	(25,547)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 1,913

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES	10,385	11,805	40,217	38,402

LOSS FROM OPERATIONS	(10,385)	(11,805)	(40,217)	(38,402)

OTHER EXPENSE

Interest expense-related party	(671)	-	(1,429)	(1,044)

Total Other Expense	(671)	-	(1,429)	(1,044)

NET LOSS BEFORE INCOME TAXES	(11,056)	(11,805)	(41,646)	(39,446)

INCOME TAXES	-	-	-	-

NET LOSS	$ (11,056)	$ (11,805)	$ (41,646)	$ (39,446)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	13,933,438	8,389,960	13,933,438	3,933,438

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Paid in
			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Equity (Deficit)

Balance, December 31, 2013	13,933,438	$ 13,933	$ 751,945	$ (791,425)	$ (25,547)

Contributed Services (unaudited)	-	-	4,500	-	4,500

Net loss for the 9 months ended
September 30, 2014 (unaudited)	-	-	-	(41,646)	(41,646)
Balance, September 30, 2014 (unaudited)	13,933,438	$ 13,933	$ 756,445	$ (833,071)	$ (62,693)

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (41,646)	$ (39,446)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed Services	4,500	-
Common stock for services rendered	-	20,000
Increase (decrease) in accounts payable	8,785	(725)
Increase (decrease) in accounts payable related party	2,394	9,785
Increase (decrease) in accrued taxes, penalties and interest	51	(8)
Increase (decrease) in related party accrued interest	1,429	1,044
Net Cash Used by Operating Activities	(24,487)	(9,350)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital		9,350
Increase (decrease) in related party loans	22,574	-
Net Cash Provided by Financing Activities	22,574	9,350
NET DECREASE IN CASH	(1,913)

CASH AT BEGINNING OF PERIOD
	1,913	1,913
CASH AT END OF PERIOD
	$ -	$ 1,913
SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$ -	$ -
Income taxes	$ -	$ -
NON-CASH FINANCING ACTIVITIES

Conversion of related party amounts	$ -	$ 74,098
to paid in capital

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

1.

Organization, nature of business, going concern and management’s plans:

The Company was incorporated in the State of Utah on March 3, 1980 as Steady Flow, Inc. The Company was in the business of oil, gas, uranium, coal and hard rock mining.

The Company’s original authorized capital was 10,000,000 of $0.01 par value common stock.  In 1984, the articles of incorporation were amended to change the Company’s name to Miss Penny Rich International, Inc. and the authorized common shares to 50,000,000.  The Company then changed its focus to the production and sale of women’s brassieres. On December 5, 1985 the articles of incorporation were amended to change the Company’s name to New Dimension – Miss Penny Rich, Inc. The Company has early adopted the provisions of ASC 915, Development Stage Entities. Accordingly development stage information is no longer being presented as the cumulative information is not considered to be relevant to potential investors or creditors.

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

Going concern and management’s plans:

As shown in the accompanying financial statements, the Company incurred a net loss of $41,646 during the nine months ended September 30, 2014 and, as of that date; the Company’s current and total liabilities exceeded its current and total assets by $62,693.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2014, the Company had no cash.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured.

2.

Summary of significant accounting policies:

Basis of preparation:

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (US GAAP).  The Company’s fiscal year-end is December 31.

The Company’s activities to date have primarily consisted of developing a business plan, establishing relationships, and working to identify facilities.  Accordingly, the financial statements have been prepared in accordance with the provisions of ASC 915, Development Stage Entities.

Use of estimates:

The preparation of financial statements is conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Recent accounting pronouncement:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements. The Company has early adopted the provisions of ASC 915 Development State Companies.

3.

Payables, Related Party:

Accounts payable, related party consists of $5,459 for amounts due for stock registration services provided by a Company that is one-third owned by Patrick R. Day, the Company’s majority shareholder and director.

As of September 30, 2014, the Company has recorded an unsecured payable of $33,063 to a Company owned by its majority shareholder/director for certain professional fees paid for by this party on behalf of the Company.

Officers of the Company have contributed services valued at $4,500 for the nine months ended September 30, 2014.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of New Dimension Holdings, Inc. (the "Company").

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2013 and the quarter ended September 30, 2014, as well as our future results. It. consists of the following subsections:

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

"Results of Operations and Comparison"," which sets forth an analysis of the operating results for the nine months ended September 30, 2014 and September 30, 2013;

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

RESULTS AND PLAN OF OPERATIONS

During the nine months ended September 30, 2014 we incurred operating expenses of $40,217.  Operating expenses included general and administrative expenses of $898, which represented 2% of operating expenses; legal and professional fees of $34,819 which represented 87% of operating expenses and contributed services of $4,500 which represented 11% of operating expenses. By way of comparison, our operating expenses for the same period of 2013 totaled $38,402. Operating expenses included general and administrative expenses of $106, which represented 1% of operating expenses; legal and professional fees of $18,296 which represented 47% of operating expenses and compensation of $20,000 which represented 52% of operating expenses.  We expect to continue to incur legal and professional fees for the remainder of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014 the company had no cash.  Therefore, the continuation of the company is contingent upon obtaining additional financing.  As of September 30, 2014 we owed $33,063 to a related party which included $1,429 of accrued interest.

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

Level 1

quoted prices (unadjusted) in active markets for identical assests or liabilities.

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

As of September 30, 2014, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis, with the exception of cash (Level 1).

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of September 30, 2014, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $12,250 related to net operating losses at September 30, 2014, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at September 30, 2014.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

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

Item 1A.  Risk Factors.

There have been no material changes to our risk factors since the filing of our annual report on Form 10-K on September 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

On June 12, 2013, Patrick R. Day was issued 10,000,000 restricted common shares for funding the costs associated with this Registration Statement.

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

Date:  November 12, 2014