Form 10-K
period 2014-12-31
New Dimension Holdings, Inc.
filed 2015-03-27
CIK 1586227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2014

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
Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates or an aggregate of approximately 590,104 shares based on the $.01 per share bid price as of June 28, 2014, the last business day of the registrants second fiscal quarter was $5,901.04.

The number of shares outstanding of the registrant’s Common Stock as of March 27, 2015, $0.001 par value, was 13,933,438.

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

Item 1.  Business.

Organizational Background.

The Company was originally incorporated in the state of Utah on March 3, 1980 as Steady Flow, Inc. On September 20, 1984, the Company changed its name to Miss Penny Rich International, Inc. and on March 21, 1986, the Company amended its name to New Dimension–Miss Penny Rich, Inc.  On October 19, 2011, the Company changed its name to Palm Springs Airways Corp. Subsequently on July 15, 2014, the Company changed its name to New Dimension Holdings, Inc. and completed a domiciliary merger moving the Company’s state of incorporation to Nevada.  We are now a Nevada corporation and our corporate name is New Dimension Holdings, Inc.

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

Our common stock is currently traded on the OTC Markets under the symbol of PAIR.

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

INDUSTRY SEGMENT

No information is presented regarding industry segments. The Company is presently seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Item 13 of this Form 10 for a report of the Company’s operating history for the past two fiscal years.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “PAIR”; however it is a very limited Public Market for the common stock.  As of December 31, 2014 13,933,438 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to Mr. Day, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended December 31, 2014	$.0101	$.0101
First Quarter	$.01	$.01
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a

Holders of Our Common Stock

As of December 31, 2014, there were 178 holders of record of the Company’s common stock.

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

We were incorporated in the state of Utah on March 3, 1980 as Steady Flow, Inc. On September 20, 1984, the Company changed its name to Miss Penny Rich International, Inc. and on March 21, 1986, the Company amended its name to New Dimension – Miss Penny Rich, Inc.  On October 19, 2011, the Company changed its name to Palm Springs Airways Corp. Subsequently on July 15, 2014, the Company changed its name to New Dimension Holdings, Inc. and completed a domiciliary merger moving the Company’s State of incorporation to Nevada.  We are now a Nevada corporation and our corporate name is New Dimension Holdings, Inc.

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

Inception (March 3, 1980 – December 31, 2014)

No operating revenues were generated during the period of March 3, 1980 – December 31, 2014. We incurred $845,568 in operating expenses. We expect our sole director to continue to provide services in the future but have not made any arrangements for compensation. To date, all material services have been provided by outside professionals.

These expenses resulted in a net loss for the year ending December 31, 2014 of $54,143 ($0.004 per share).

Liquidity and Capital Resources

As of December 31, 2014, the Company had a working capital deficiency of $24,576 and had no cash. Our expenses have been paid by related parties. We currently owe approximately $21,138 in accounts payable. We also owe $3,438 in accrued taxes, penalties, and interest. We must rely on Mr. Day to pay these funds and continue to pay future expenses on our behalf. We do not have any plans to raise additional funding.

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

In the opinion of Mr. Day, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger.  At that time, Mr. Day will evaluate the possible effects of inflation on the Company related to its business and operations following a successful acquisition or merger.

Year Ended December 31, 2014

Results of Operations

We had no revenues in the year ended December 31, 2014.  Our total expenses for the year December 31, 2014 were $54,143 of which $51,845 were general and administrative and $2,298 charge for interest expense-related party resulting in a net loss of $54,143.

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

There are no assets as of December 31, 2014 and our liabilities totaling $73,690 consists of accounts payable of $21,138, accrued taxes, penalties and interest of $3,438, and a related party note payable and accrued interest of $49,114. Our stockholders’ deficit totals $73,690 at December 31, 2014. Our accumulated deficit to date stands at $845,568.

Net Operating Loss

As of December 31, 2014, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $84,000 that may be offset against future taxable income through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the year ended December 31, 2014, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Dimension Holdings, Inc.

We have audited the accompanying balance sheets of New Dimension Holdings, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Dimension Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 27, 2015

NEW DIMENSION HOLDINGS, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
CURRENT ASSETS	2014	2013

Escrow cash account	$ -	$ 1,913

Total Current Assets	-	1,913

TOTAL ASSETS	$ -	$ 1,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 21,138	$ 11,965
Accounts payable, related party (Note 3)	-	3,065
Payables, related party (Note 3)	-	9,060
Accrued taxes, penalties, and interest	3,438	3,370
Notes Payable, related party (Note 3)	49,082	-
Accured interest, related party (Note 3)	32	-

Total Current Liabilities	73,690	27,460

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock (par value $0.001), 200,000,000 shares
authorized, 13,933,438 shares issued and outstanding	13,933	13,933
Paid in capital in excess of par value	757,945	751,945
Accumulated deficit	(845,568)	(791,425)

Total Stockholders' Equity (Deficit)	(73,690)	(25,547)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 1,913

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.
Statements of Operations

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013

REVENUES	$ -	$ -

OPERATING EXPENSES	51,845	53,432

LOSS FROM OPERATIONS	(51,845)	(53,432)

OTHER EXPENSE

Interest expense-related party	(2,298)	(1,427)

Total Other Expense	(2,298)	(1,427)

NET LOSS BEFORE INCOME TAXES	(54,143)	(54,859)

INCOME TAXES	-	-

NET LOSS	$ (54,143)	$ (54,859)

BASIC LOSS PER COMMON SHARE	$ (0 .00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	13,933,438	6,453,908

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.
Statements of Stockholder's Equity (Deficit)

			Paid in
			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Equity (Deficit)

Balance, December 31, 2012	600,000	$ 600	$ 670,797	$ (736,566)	$ (65,169)

Related party liability forgiveness pursuant
to settlement agreement	-	-	64,748	-	64,748

Settlement payment made by related parties
on behalf of the Company	-	-	9,350	-	9,350

Shares issued for services at $0.001
per share on June 12, 2013
adjusted for split	3,333,333	3,333	6,667	-	10,000

Shares issued on split for fractional shares	105	-	-	-	-

Shares issued for services at $.001
per share on August 20, 2013	10,000,000	10,000	-	-	10,000

Related party contributed interest	-	-	383	-	383

Net loss for the year ended
December 31, 2013				(54,859)	(54,859)
Balance, December 31, 2013	13,933,438	13,933	751,945	(791,425)	(25,547)

Contributed services	-	-	6,000	-	6,000

Net loss for the year ended
December 31, 2014	-	-	-	(54,143)	(54,143)
Balance, December 31, 2014	13,933,438	$ 13,933	$ 757,945	$ (845,568)	$ (73,690)

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.
Statements of Cash Flows

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (54,143)	$ (54,859)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed interest	-	383
Contributed Services	6,000	-
Common stock for services rendered	-	20,000
Increase (decrease) in accounts payable	9,173	11,965
Increase (decrease) in accounts payable related party	3,166	3,065
Increase (decrease) in accrued taxes, penalties and interest	68	(8)
Increase (decrease) in related party accrued interest	32	1,044
Net Cash Used by Operating Activities	(35,704)	(18,410)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	-	9,350
Increase (decrease) in related party loans	33,791	9,060
Net Cash Provided by Financing Activities	33,791	18,410

NET DECREASE IN CASH	(1,913)	-

CASH AT BEGINNING OF PERIOD	1,913	1,913

CASH AT END OF PERIOD	$ -	$ 1,913
SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Conversion of related party amounts
to notes payable	$ 49,082	$ -

Conversion of related party amounts
to paid in capital	$ -	$ 64,748

The accompanying notes are an integral part of these financial statements.

NEW DIMENSION HOLDINGS, INC.

Notes to Financial Statements

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was incorporated in the State of Utah on March 3, 1980 as Steady Flow, Inc. The Company was in the business of oil, gas, uranium, coal and hard rock mining.

The Company’s original authorized capital was 10,000,000 of $0.01 par value common stock.  In 1984, the articles of incorporation were amended to change the Company’s name to Miss Penny Rich International, Inc. and the authorized common shares to 50,000,000.  The Company then changed its focus to the production and sale of women’s brassieres. On December 5, 1985 the articles of incorporation were amended to change the Company’s name to New Dimension – Miss Penny Rich, Inc. The Company discontinued its operations in 1984 and accordingly is considered a development stage company per ASC 915, Development Stage Entities.

On October 19, 2011, the Company’s articles of incorporation were amended to change the Company’s name to Palm Springs Airways, Corp. authorize a 5 to 1 reverse stock split, increase the authorized common shares to 200,000,000 of $.001 par value and authorized the issuance of 50,000,000 shares of $0.001 par value preferred stock.

Effective August 1, 2013, the Company’s articles of incorporation were amended to change the Company’s name to New Dimension Holdings, Inc., to authorize a 1 to 3 reverse stock split, and completed a domiciliary merger moving the Company’s state of incorporation to Nevada. All references to common stock have been retroactively restated.

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

NEW DIMENSION HOLDINGS, INC.

Notes to Financial Statements

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 -

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $54,143 during the year ended December 31, 2014 and, as of that date; the Company’s current and total liabilities exceeded its current and total assets by $73,690.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2014, the Company had no cash.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured.

NOTE 3 -

RELATED PARTY TRANSACTIONS

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

During 2014 accounts payable, related party of $6,231 for amounts due for stock registration services provided by a Company that is one-third owned by Patrick R. Day, the Company’s majority shareholder and director was converted to a note.  The note bears a 10% interest rate.  As of December 31, 2014 interest accrued on this note was $4.

During 2014, an unsecured payable of $42,850 to a Company owned by its majority shareholder/director for certain professional fees paid for by this party on behalf of the Company was converted to a note.  The note bears a 10% interest rate.  Accrued interest as of December 31, 2014 on this note was $28.

Officers of the Company have contributed services valued at $6,000 for the year ended December 31, 2014.

NEW DIMENSION HOLDINGS, INC.

Notes to Financial Statements

NOTE 4 -

NET DEFERRED TAX LIABILITIES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013.

	2014	2013

Deferred tax assets:
NOL Carryover	$ 27,800	$ 12,300
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	-
Deferred tax liabilities
Depreciation	-	-

Valuation allowance	(27,800)	(12,300)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book Income	$ (18,400)	$ (18,700)
Contributed Services	2,000	7,300
Deferred Interest	800	-
Penalties	50	50
Valuation allowance	15,550	11,350
	$ -	$ -

At December 31, 2014, the Company had net operating loss carryforwards of approximately $84,000 that may be offset against future taxable income from the year 2015 through 2034.  No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NEW DIMENSION HOLDINGS, INC.

Notes to Financial Statements

NOTE 5 -

SUBSEQUENT EVENTS

For purposes of these financial statements and all disclosures, subsequent events were evaluated through March 27, 2015, which is the date the financial statements were able to be issued.

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

Mr. Day has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, Mr. Day considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2014, due to lack of employees to segregate duties related to preparing the financial reports.  Mr. Day is attempting to correct this weakness by raising additional funds to hire additional employees.  Mr. Day with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

As of December 31, 2014, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, Mr. Day has determined that these circumstances constitute a material weakness.

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

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Patrick R. Day	30	Sole Officer and Director

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

RESUME

Mr. Day, age 30, has served as Officer and Director of the Company since August 11, 2000.  Mr. Day has held the position of President of American Registrar & Transfer Co. a company providing transfer agent services to corporations. Between March 2008 and March 2010, Mr. Day served as President and Chairman of the Board of Directors of Indestructible I, Inc., a public company trading on the OTC Markets.  Indestructible I, Inc. changed its name to Dongsheng Pharmaceutical International Co., Ltd, and is currently not subject to the reporting requirements of the 1934 Exchange Act. Mr. Day also served on the boards of Safari Associates, Inc., Nitro Lube, Inc., and Veltex Corporation.

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

Based solely upon a review of the copies of such forms furnished to the Company, we believe that during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2014 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; and (ii) Mr. Day, our sole officer and directors. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The following is a summary of the fees billed by HJ & Associates, LLC, our independent auditor, during the fiscal years ended December 31, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$13,800	$15,250
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

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

Date:	March 27, 2015	By:	/s/Patrick R. Day
Patrick R. Day
President, Principal Financial Officer, and Sole Director