Form 10-Q
period 2015-03-31
New Dimension Holdings, Inc.
filed 2015-05-08
CIK 1586227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s $.001 par value common stock as of May 1, 2015, was 13,933,438.

PART I—FINANCIAL INFORMATION

3

Item 1. Financial Statements.

10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

12

Item 4. Controls and Procedures.

13

PART II—OTHER INFORMATION

13

Item 1. Legal Proceedings.

13

Item 1A. Risk Factors.

13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3. Defaults Upon Senior Securities.

13

Item 4. Mine Safety Disclosures.

13

Item 5. Other Information.

13

Item 6. Exhibits.

13

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW DIMENSION HOLDINGS, INC.

BALANCE SHEETS

ASSETS

	March 31,
	2015	December 31,
CURRENT ASSETS	(unaudited)	2014

Escrow cash account	$ -	$ -

Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 35,134	$ 21,138
Notes payables, related party (Note 3)	49,082	49,082
Related party accrued interest (Note 3)	1,484	32
Accrued taxes, penalties, and interest	3,455	3,438

Total Current Liabilities	89,155	73,690

Total Liabilities	89,155	73,690

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock (par value $0.001), 200,000,000 shares authorized,
13,933,438 shares issued and outstanding	13,933	13,933
Paid in capital in excess of par value	759,445	757,945
Accumulated deficit	(862,533)	(845,568)

Total Stockholders' Equity (Deficit)	(89,155)	(73,690)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

NEW DIMENSION HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

REVENUES	$ -	$ -

OPERATING EXPENSES	15,513	23,013

LOSS FROM OPERATIONS	(15,513)	(23,013)

OTHER EXPENSE

Interest expense-related party	(1,452)	(262)

Total Other Expense	(1,452)	(262)

LOSS BEFORE INCOME TAXES	(16,965)	(23,275)

INCOME TAXES	-	-

NET LOSS	$ (16,965)	$ (23,275)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	13,933,438	13,933,438

NEW DIMENSION HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

			Paid in
			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Equity (Deficit)
Balance, December, 31 2014
(Audited)	13,933,438	$ 13,933	$ 757,945	$ (845,568)	$ (73,690)
Contributed Services (unaudited)	-	-	1,500	-	1,500

Net loss for the three months ended March 31, 2015 (unaudited)	-	-	-	(16,965)	(16,965)
Balance, March 31, 2015(unaudited)	13,933,438	$ 13,933	$ 759,445	$ (862,533)	$ (89,155)

NEW DIMENSION HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (16,965)	$ (23,275)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed Services	1,500	1,500
Increase (decrease) in accounts payable	13,996	10,270
Increase (decrease) in accounts payable related party	-	595
Increase (decrease) in accrued taxes, penalties and interest	17	17
Increase (decrease) in related party accrued interest	1,452	262
Net Cash Used by Operating Activities	-	(10,631)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in related party loans	-	8,718
Net Cash Provided by Financing Activities	-	8,718

NET INCREASE (DECREASE) IN CASH	-	(1,913)

CASH AT BEGINNING OF PERIOD	-	1,913

CASH AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$ -	$ -
Income taxes	$ -	$ -

NEW DIMENSION HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

Organization, nature of business, going concern and management’s plans:

The Company was incorporated in the State of Utah on March 3, 1980 as Steady Flow, Inc. The Company was in the business of oil, gas, uranium, coal and hard rock mining.

The Company’s original authorized capital was 10,000,000 of $0.01 par value common stock.  In 1984, the articles of incorporation were amended to change the Company’s name to Miss Penny Rich International, Inc. and the authorized common shares to 50,000,000.  The Company then changed its focus to the production and sale of women’s brassieres. On December 5, 1985 the articles of incorporation were amended to change the Company’s name to New Dimension – Miss Penny Rich, Inc. The Company discontinued its operations in 1984.

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

Going concern and management’s plans:

As shown in the accompanying financial statements, the Company incurred a net loss of $16,965 during the three months ended March 31, 2015 and, as of that date; the Company’s current and total liabilities exceeded its current and total assets by $89,155.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2015, the Company had no cash.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured.

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

Basic and diluted net income (loss) per share:

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed.  Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities.

Recent accounting pronouncement:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

3.

Notes Payable, Related Party:

Notes payable, related party consists of $6,391 for amounts due for stock registration services provided by a Company that is one-third owned by Patrick R. Day, the Company’s majority shareholder and director.    The note bears a 12% interest rate.  As of March 31, 2015 and December 31, 2014 interest accrued on this note was $189 and $4 respectively.

As of March 31, 2015, the Company has recorded an unsecured payable of $43,850 to a Company owned by its majority shareholder/director for certain professional fees paid for by this party on behalf of the Company.  The note bears a 12% interest rate.   As of March 31, 2015 and December 31, 2014 interest accrued on this note was $1,296 and $28 respectively.

4.

Related Party Transactions:

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

In connection to the reverse stock split mentioned in note 1 on August 1, 2013 a related party, Crystal Creek Capital, LLC fronted the money for the fees and charges associated with the implementation of that split and for the accrued charges related to the audit of New Dimension Holdings, Inc.   As of March 31, 2015 the total amount due to the related party for these charges is $43,850.

Officers of the Company have contributed services valued at $1,500 for the three months ended March 31, 2015.

5.

Subsequent Events

The Company has evaluated subsequent events according to the requirements of ASC Topic 855 and has determined that there were no events to report.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of New Dimension Holdings, Inc. (the "Company").

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2014 and the quarter ended March 31, 2015, as well as our future results. It. consists of the following subsections:

"Results and Plan of Operation" which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2015;

"Liquidity and Capital Resources," which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

"Results of Operations and Comparison"," which sets forth an analysis of the operating results for the three months ended March 31, 2015 and March 31, 2014;

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

RESULTS AND PLAN OF OPERATIONS

During the three months ended March 31, 2015 we incurred expenses totaling $16,965.  Operating expenses included legal and professional fees of $14,013,which represented 83% of total expenses, contributed services of $1,500 which represented 9% of total expenses and interest of $1,452 which represented 8% of total expenses;. By way of comparison, our total expenses for the three months ended March 31, 2014 totaled $23,275.  Expenses included legal and professional fees of $21,513 which represented 92% of total expenses, contributed services of $1,500 which represented 7% of operating expenses and interest of $262 which represented 1% of total expenses.  We expect to continue to incur legal and professional fees for the remainder of the year.

PLAN OF OPERATION

We are a relatively new business with limited resources. Our ability to increase public awareness of our products is limited because we do not have the resources to create a large marketing program. Therefore we do not foresee a major increase in sales over the next 9 months. We expect our other operating expenses to remain constant for the next 9 months.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015 the company had no cash.  Therefore, the continuation of the company is contingent upon obtaining additional financing.  As of March 31, 2015 and December 31, 2014 we owed $50,566 to related parties which included $1,484 of accrued interest and $49,114 which included $32 of accrued interest respectively.

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

As of March 31, 2015, the Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis, with the exception of cash (Level 1).

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of March 31, 2015, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $15,800 related to net operating losses at March 31, 2015, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at March 31, 2015.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

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

Item 1A.  Risk Factors.

There have been no material changes to our risk factors since the filing of our annual report on Form 10-K on March 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Date:  May 8, 2015

13