Form 10-Q
period 2015-06-30
New Dimension Holdings, Inc.
filed 2015-08-14
CIK 1586227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the Registrant’s $.001 par value common stock as of August 3, 2015, was 13,933,438.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW DIMENSION HOLDINGS, INC.

BALANCE SHEETS

ASSETS

	June 30,
	2015	December 31,
CURRENT ASSETS	(unaudited)	2014

Escrow cash account	$ -	$ -

Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 42,294	$ 21,138
Notes payables, related party (Note 3)	49,082	49,082
Related party accrued interest (Note 3)	2,936	32
Accrued taxes, penalties, and interest	3,472	3,438

Total Current Liabilities	97,784	73,690

Total Liabilities	97,784	73,690

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock (par value $0.001), 200,000,000 shares authorized, 13,933,438 shares issued and outstanding	13,933	13,933
Paid in capital in excess of par value	760,945	757,945
Accumulated deficit	(872,662)	(845,568)

Total Stockholders' Equity (Deficit)	(97,784)	(73,690)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

The accompanying notes are an integral part of these financials.

NEW DIMENSION HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES	8,677	6,819	24,190	29,832

LOSS FROM OPERATIONS	(8,677)	(6,819)	(24,190)	(29,832)

OTHER EXPENSE

Interest expense-related party	(1,452)	(496)	(2,904)	(758)

Total Other Expense	(1,452)	(496)	(2,904)	(758)

LOSS BEFORE INCOME TAXES	(10,129)	(7,315)	(27,094)	(30,590)

INCOME TAXES	-	-	-	-

NET LOSS	$ (10,129)	$ (7,315)	$ (27,094)	$ (30,590)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	13,933,438	13,933,438	13,933,438	13,933,438

The accompanying notes are an integral part of these financials.

NEW DIMENSION HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Paid in Capital in Excess of	Accumulated	Total Stockholders' Equity
	Shares	Amount	Par Value	Deficit	(Deficit)

Balance, December, 31 2014 (Audited)	13,933,438	$ 13,933	$ 757,945	$ (845,568)	$ (73,690)
Contributed Services (unaudited)	-	-	3,000	-	3,000

Net loss for the six months ended June 30, 2015 (unaudited)	-	-	-	(27,094)	(27,094)
Balance, June 30, 2015(unaudited)	13,933,438	$ 13,933	$ 760,945	$ (872,662)	$ (97,784)

The accompanying notes are an integral part of these financials.

NEW DIMENSION HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (27,094)	$ (30,590)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed Services	3,000	3,000
Increase (decrease) in accounts payable	21,156	12,810
Increase (decrease) in accounts payable related party	-	1,697
Increase (decrease) in accrued taxes, penalties and interest	34	34
Increase (decrease) in related party accrued interest	2,904	758
Net Cash Used by Operating Activities	-	(12,291)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in related party loans	-	10,378
Net Cash Provided by Financing Activities	-	10,378

NET INCREASE (DECREASE) IN CASH	-	(1,913)

CASH AT BEGINNING OF PERIOD	-	1,913

CASH AT END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financials.

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

Going concern and management’s plans:

As shown in the accompanying financial statements, the Company incurred a net loss of $27,094 during the six months ended June 30, 2015 and, as of that date; the Company’s current and total liabilities exceeded its current and total assets by $97,784. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2015, the Company had no cash.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management cannot make any assurances that such financing will be secured.

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

Recent accounting pronouncement:

The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

3.

Notes Payable, Related Party:

Notes payable, related party consists of two notes as follows:

$6,391 for amounts due for stock registration services provided by a Company that is one-third owned by Patrick R. Day, the Company’s majority shareholder and director.    The note bears a 12% interest rate and was due on June 30, 2015.  As of June 30, 2015 and December 31, 2014 interest accrued on this note was $372 and $4 respectively.

$42,851 to a Company owned by its majority shareholder/director for certain professional fees paid for by this party on behalf of the Company.  The note bears a 12% interest rate and was due on June 30, 2015.   As of June 30, 2015 and December 31, 2014 interest accrued on this note was $2,564 and $28 respectively.

4.

Related Party Transactions:

In connection to the reverse stock split mentioned in note 1 on August 1, 2013 a related party, Crystal Creek Capital, LLC fronted the money for the fees and charges associated with the implementation of that split and for the accrued charges related to the audit of New Dimension Holdings, Inc.   As of June 30, 2015 the total amount due to the related party for these charges is $46,414.

Officers of the Company have contributed services valued at $3,000 for the six months ended June 30, 2015.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the year ended December 31, 2014 and the three and six months ended June 30, 2015, as well as our future results. It. consists of the following subsections:

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

"Results of Operations and Comparison"," which sets forth an analysis of the operating results for the three and six months ended June 30, 2015 and June 30, 2014;

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

RESULTS AND PLAN OF OPERATIONS

During the six months ended June 30, 2015 we incurred expenses totaling $27,094.  Total expenses included legal and professional fees of $21,190, which represented 78% of total expenses, contributed services of $3,000 which represented 11% of total expenses and interest of $2,904 which represented 11% of total expenses;. By way of comparison, our total expenses for the six months ended June 30, 2014 totaled $30,590.  Expenses included general and administrative expenses of $659 which represented 2% of total expenses; legal and professional fees of $26,173 which represented 86% of total expenses, contributed services of $3,000 which represented 10% of total expenses, and interest of $758 which represented 2% of total expenses. We expect to continue to incur legal and professional fees for the remainder of the year.

During the three months ended June 30, 2015 we incurred operating expenses of $10,129.  Total expenses included legal and professional fees of $12,891 which represented 71% of total expenses, contributed services of $1,500 which represented 15% of total expenses and interest of $1,452 which represented 14% of total expenses. By way of comparison, our total expenses for the same period of 2014 totaled $6,819 which included general and administrative expenses of $497 which represented 7% of total expenses; legal and professional fees of $4,822 which represented 71% of total expenses, and contributed services of $1,500 which represented 22% of total expenses.

We expect to continue to incur legal and professional fees for the remainder of the year.

PLAN OF OPERATION

We are a relatively new business with limited resources. Our ability to increase public awareness of our products is limited because we do not have the resources to create a large marketing program. Therefore we do not foresee a major increase in sales over the next 6 months. We expect our other operating expenses to remain constant for the next 6 months.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015 the company had no cash.  Therefore, the continuation of the company is contingent upon obtaining additional financing.  As of June 30, 2015 and December 31, 2014 we owed $52,018 to related parties which included $2,936 of accrued interest and $49,114 which included $32 of accrued interest respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expenses.  As of June 30, 2015, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits.

The Company has a deferred tax asset of approximately $15,800 related to net operating losses at June 30, 2015, which has been fully reduced by a valuation allowance due to management’s uncertainty related to the realization of the deferred tax asset at June 30, 2015.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

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

Item 1A.  Risk Factors.

There have been no material changes to our risk factors since the filing of our annual report on Form 10-K on June 30, 2015.

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

Date:  August 14, 2015